Form 10-K
period 2006-12-31
HSBC Automotive Trust (USA) 2006-3
filed 2007-03-28
CIK 1379008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. of Issuing Entity. 333-131714-03

HSBC AUTOMOTIVE TRUST (USA) 2006-3

(Exact name of Issuing Entity as specified in its charter)

HSBC AUTO RECEIVABLES CORPORATION
(Exact name of Depositor as specified in its charter)

HSBC FINANCE CORPORATION
(Exact name of Sponsor as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization of Issuing Entity)	N/A (I.R.S. Employer Identification Number of Issuing Entity)
32-4220459 (I.R.S. Employer Identification Number of Depositor)
2700 Sanders Road, Prospect Heights, Illinois 60070 (Address of principal executive offices of the Issuing Entity) (847) 564-5000 Issuing Entity's telephone number, including area code
Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                       Accelerated filer ☐                                   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting or non-voting common equity outstanding and held by non-affiliates as of the date of this Report.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accounting Fees and Services.

Item 1B. Unresolved Staff Comments. None.
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information). None.

Item 1114(b)(2) of Regulation AB. Significant Credit Enhancement Provider. None.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information). None.

Item 1117 of Regulation AB. Legal Proceedings. None.

PART II
Item 9B. Other Information. None.
PART III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions. None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria. Reports on assessment of compliance required by Item 1122 of Regulation AB are filed as exhibits to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement. Compliance statements required by Item 1123 of Regulation AB are filed as exhibits to this Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The exhibits listed below are either included or incorporated by reference as indicated:
Exhibit 4.1

Indenture, dated as of November 1, 2006, among HSBC Automotive Trust (USA) 2006-3 (the “Issuing Entity”), The Bank of New York Trust Company, N.A., as Indenture Trustee (the “Indenture Trustee”) and HSBC Bank USA, National Association, as Administrator (the “Administrator”) (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated November 1, 2006 and filed with the Securities and Exchange Commission on November 8, 2006).

Exhibit 4.2

Amended and Restated Trust Agreement, dated as of November 1, 2006, between HSBC Auto Receivables Corporation, as Depositor, and U.S. Bank Trust National Association, as Owner Trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 4.2 to the Issuing Entity's Current Report on Form 8-K dated November 1, 2006 and filed with the Securities and Exchange Commission on November 8, 2006).

Exhibit 4.3

Sale and Servicing Agreement, dated as of November 1, 2006, among the Issuing Entity, HSBC Finance Corporation, as Servicer (the “Servicer”), HSBC Auto Receivables Corporation, as Seller (the “Seller”), the Indenture Trustee, and the Administrator (incorporated by reference to Exhibit 4.3 to the Issuing Entity's Current Report on Form 8-K dated November 1, 2006 and filed with the Securities and Exchange Commission on November 8, 2006).

Exhibit 4.4

Series Supplement, dated as of November 1, 2006, among the Issuing Entity, the Servicer, the Seller, the Indenture Trustee, the Owner Trustee and the Administrator (incorporated by reference to Exhibit 4.4 to the Issuing Entity's Current Report on Form 8-K dated November 1, 2006 and filed with the Securities and Exchange Commission on November 8, 2006).

Exhibit 10.1

Deposit Account Control Agreement, dated as of November 1, 2006, among the Issuing Entity, the Indenture Trustee and HSBC Bank USA, National Association, as Administrator and as Bank (incorporated by reference to Exhibit 10.1 to the Issuing Entity’s Current Report on Form 8-K dated November 1, 2006 and filed with the Securities and Exchange Commission on November 8, 2006).

Exhibit 10.2

Master Receivables Purchase Agreement, dated as of August 8, 2002, between HSBC Auto Credit Inc. (formerly Household Automotive Credit Corporation), as Seller, and HSBC Auto Receivables Corporation (formerly Household Auto Receivables Corporation), as Purchaser (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 8, 2006 and filed with the Securities and Exchange Commission on June 14, 2006 in connection with Registration Statement No. 333-131714-01).

Exhibit 10.3

Master Receivables Purchase Agreement, dated as of November 18, 2002, between HSBC Auto Finance Inc. (formerly Household Automotive Finance Corporation), as Seller, and HSBC Auto Receivables Corporation (formerly Household Auto Receivables Corporation), as Purchaser (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 8, 2006 and filed with the Securities and Exchange Commission on June 14, 2006 in connection with Registration Statement No. 333-131714-01).

Exhibit 23	Consent of KPMG LLP.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33.1	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Auto Finance Inc.
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 33.4	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 33.5	Intentionally omitted.
Exhibit 33.6	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Auto Finance Inc.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (India) Private Limited.
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (Philippines) Inc.

Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Auto Finance Inc.
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 35.4	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 35.5	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation, the servicer, has duly caused this report to be signed on behalf of the HSBC Automotive Trust (USA) 2006-3 by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as servicer of and on behalf of the HSBC AUTOMOTIVE TRUST (USA) 2006-3 (Issuing Entity)

By: /s/ Dennis J. Mickey Dennis J. Mickey Vice President and Chief Operating Officer -Treasury
Dated: March 28, 2007

Exhibit Index
Exhibit No.	Exhibit
Exhibit 4.1

Indenture, dated as of November 1, 2006, among HSBC Automotive Trust (USA) 2006-3 (the “Issuing Entity”), The Bank of New York Trust Company, N.A., as Indenture Trustee (the “Indenture Trustee”) and HSBC Bank USA, National Association, as Administrator (the “Administrator”) (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated November 1, 2006 and filed with the Securities and Exchange Commission on November 8, 2006).

Exhibit 4.2

Amended and Restated Trust Agreement, dated as of November 1, 2006, between HSBC Auto Receivables Corporation, as Depositor, and U.S. Bank Trust National Association, as Owner Trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 4.2 to the Issuing Entity's Current Report on Form 8-K dated November 1, 2006 and filed with the Securities and Exchange Commission on November 8, 2006).

Exhibit 4.3

Sale and Servicing Agreement, dated as of November 1, 2006, among the Issuing Entity, HSBC Finance Corporation, as Servicer (the “Servicer”), HSBC Auto Receivables Corporation, as Seller (the “Seller”), the Indenture Trustee, and the Administrator (incorporated by reference to Exhibit 4.3 to the Issuing Entity's Current Report on Form 8-K dated November 1, 2006 and filed with the Securities and Exchange Commission on November 8, 2006).

Exhibit 4.4

Series Supplement, dated as of November 1, 2006, among the Issuing Entity, the Servicer, the Seller, the Indenture Trustee, the Owner Trustee and the Administrator (incorporated by reference to Exhibit 4.4 to the Issuing Entity's Current Report on Form 8-K dated November 1, 2006 and filed with the Securities and Exchange Commission on November 8, 2006).

Exhibit 10.1

Deposit Account Control Agreement, dated as of November 1, 2006, among the Issuing Entity, the Indenture Trustee and HSBC Bank USA, National Association, as Administrator and as Bank (incorporated by reference to Exhibit 10.1 to the Issuing Entity’s Current Report on Form 8-K dated November 1, 2006 and filed with the Securities and Exchange Commission on November 8, 2006).

Exhibit 10.2

Master Receivables Purchase Agreement, dated as of August 8, 2002, between HSBC Auto Credit Inc. (formerly Household Automotive Credit Corporation), as Seller, and HSBC Auto Receivables Corporation (formerly Household Auto Receivables Corporation), as Purchaser (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 8, 2006 and filed with the Securities and Exchange Commission on June 14, 2006 in connection with Registration Statement No. 333-131714-01).

Exhibit 10.3

Master Receivables Purchase Agreement, dated as of November 18, 2002, between HSBC Auto Finance Inc. (formerly Household Automotive Finance Corporation), as Seller, and HSBC Auto Receivables Corporation (formerly Household Auto Receivables Corporation), as Purchaser (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 8, 2006 and filed with the Securities and Exchange Commission on June 14, 2006 in connection with Registration Statement No. 333-131714-01).

Exhibit 23	Consent of KPMG LLP.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33.1	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.

Exhibit 33.2	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Auto Finance Inc.
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 33.4	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 33.5	Intentionally omitted.
Exhibit 33.6	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Auto Finance Inc.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (India) Private Limited.
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Electronic Data Processing (Philippines) Inc.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Auto Finance Inc.
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 35.4	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (India) Private Limited.
Exhibit 35.5	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Electronic Data Processing (Philippines) Inc.